Form 10-Q
period 2005-03-31
CEC Funding, LLC
filed 2005-05-12
CIK 1307488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number:	333-120164

CEC FUNDING, LLC (Exact name of registrant as specified in its charter)

Delaware	16-1708848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One NSTAR Way, Westwood, Massachusetts	02090
(Address of principal executive offices)	(Zip code)

(781) 441-8900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly owned subsidiary and is therefore filing this Form 10-Q with the reduced disclosure format.

Important Shareholder Information

Forms 10-K, 10-Q and 8-K reports and other information of CEC Funding, LLC filed with the Securities and Exchange Commission (SEC) may be accessed on the SEC's website at   www.sec.gov.  and also on NSTAR’s website at www.nstaronline.com.  Reports filed with the SEC may also be obtained by writing or calling CEC Funding, LLC at the address or phone number on the cover of this Form 10-Q.

Part I - Financial Information
Item 1.  Financial Statements

CEC Funding, LLC
(A Special Purpose Entity)
Statement of Operations
For the period from March 1, 2005 (Date of operation) to March 31, 2005
(Unaudited)

Operating revenues:
Transition charge revenues	$20,832
Interest income	1,444,002
Total operating revenues	1,464,834

Operating Expenses:
Administrative expenses	20,832
Interest charges:
Amortization of debt issuance costs	80,513
Interest expense	1,359,980
Total operating expenses	1,461,325

Income before income taxes	3,509
Income taxes	1,376
Net income	$2,133 =======

The accompanying notes are an integral part of the unaudited financial statements.

CEC Funding, LLC
(A Special Purpose Entity)
Balance Sheet
(Unaudited)

		March 31,
		2005
Assets
Current assets:
Restricted cash		$2,045,000
Interest receivable		3,509
Interest receivable - affiliate		1,359,980
Transition property receivable due in one year		51,125,000
Total current assets		54,533,489

Other assets:
Long-term transition property receivable		353,923,601
Unamortized debt issuance costs	$ 4,031,912
Less: accumulated amortization	(80,513)	3,951,399
Total assets		$412,408,489 ==========

Liabilities and Member's Equity
Current liabilities:
Current portion of long-term debt		$51,125,000
Accrued interest		1,359,980
Income tax payable - affiliate		1,376
Total current liabilities		52,486,356

Long-term debt, less portion due in one year		357,875,000
Commitments and contingencies
Member's equity		2,047,133
Total liabilities and member's equity		$412,408,489 =========

The accompanying notes are an integral part of the unaudited financial statements.

CEC Funding, LLC
(A Special Purpose Entity)
Statement of Changes in Member's Equity
For the period from March 1, 2005 (Date of operation) to March 31, 2005
(Unaudited)

Initial member's contributions	$2,045,000

Net income for the period from March 1, 2005 (Date of
operation) to March 31, 2005	2,133

Retained earnings at March 31, 2005	2,133

Member's equity at March 31, 2005	$2,047,133 ========

The accompanying notes are an integral part of the unaudited financial statements.

CEC Funding, LLC
(A Special Purpose Entity)
Statement of Cash Flows
For the period from March 1, 2005 (Date of operation) to March 31, 2005
(Unaudited)

Cash flows from operating activities:
Net income		$2,133

Add back: non cash items -
Amortization of debt issuance costs		80,513
Changes in current assets and liabilities
Transition property receivable from Commonwealth Electric Company		(80,513)
Interest receivable		(3,509)
Income tax payable - affiliate		1,376
Net cash provided by operating activities		-

Cash flows from investing activities:
Payment for transition property receivable from
Commonwealth Electric Company		(404,968,088)
Increase in restricted cash		(2,045,000)
Net cash used in investing activities		(407,013,088)

Cash flows from financing activities:
Issuance of notes to trust		409,000,000
Debt issuance costs		(4,031,912)
Member contribution		2,045,000
Net cash provided by financing activities		407,013,088

Net increase in cash		-

Cash at beginning of period		-

Cash at end of period	$	- ========

The accompanying notes are an integral part of the unaudited financial statements.

Notes to Unaudited Financial Statements

A)   Overview

Nature of Business

CEC Funding, LLC is a special purpose, single member limited liability company.   Commonwealth Electric Company (Commonwealth Electric), a provider of electric distribution and transmission services, is a wholly owned subsidiary of NSTAR, and owns all of the outstanding membership interests of CEC Funding, LLC.

CEC Funding, LLC was organized on October 13, 2004 under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property which CEC Funding, LLC acquired from Commonwealth Electric.   The purchase price of the transition property has been paid from proceeds of indebtedness secured by the transition property and other collateral (the "Acquisition Indebtedness").  Transition property is the right to recover transition costs pursuant to a non-bypassable reimbursable transition cost ("RTC") charge as authorized by a financing order of the Commonwealth of Massachusetts Department of Telecommunications and Energy (the "MDTE") pursuant to certain provisions of the "Electric Industry Restructuring Act" enacted in the Commonwealth of Massachusetts in 1997.  The assets of CEC Funding, LLC consist primarily of transition property acquired from Commonwealth Electric and other collateral for the Acquisition Indebtedness.  For accounting purposes, the transition property purchased from Commonwealth Electric is reflected on the balance sheet as transition property receivable.  The liabilities of CEC Funding, LLC consist primarily of notes issued and sold to the Massachusetts RRB Special Purpose Trust 2005-1 (the Trust) in exchange for the net proceeds from the issuance of certificates by the Trust to the investing public.

On March 1, 2005, the Trust issued $674,500,000 of rate reduction certificates.  The certificates represent fractional undivided beneficial interests in each of the corresponding classes of notes issued by CEC Funding, LLC and BEC Funding II, LLC, a wholly-owned subsidiary of Boston Edison Company.  Boston Edison Company is also a subsidiary of NSTAR.  BEC Funding II, LLC issued $265.5 million of notes, and CEC Funding, LLC issued $409 million of notes, to the Trust.

CEC Funding, LLC utilized the proceeds from the notes issued and sold to the Trust to purchase transition property from Commonwealth Electric and to pay the costs of issuing the notes and the costs of issuing the certificates that were allocable to it.  Commonwealth Electric used the net proceeds from the sale of transition property to CEC Funding, LLC to pay liquidation payments required in connection with the termination of obligations of Commonwealth Electric under certain power purchase agreements and to repay certain outstanding debt.

Both its own organizational documents and debt covenants relating to the Acquisition Indebtedness restrict CEC Funding, LLC's business activities to holding and servicing the transition property and issuing the notes and related activities.  The organizational documents and documentation related to the Acquisition Indebtedness also require CEC Funding, LLC to be operated in a manner intended to reduce the risk that it would be consolidated into Commonwealth Electric's bankruptcy estate if Commonwealth Electric ever became a debtor in a bankruptcy case.

The assets and revenues of CEC Funding, LLC, including without limitation, the transition property, are owned solely by CEC Funding, LLC and are not available to creditors of Commonwealth Electric nor NSTAR, and the transition property and other debt collateral will not be an asset of Commonwealth Electric nor NSTAR.

Certain other restrictions apply with respect to CEC Funding, LLC's ability to consolidate with or merge into another entity, and/or transfer or convey property to another entity.

Basis of Presentation

The financial statements present CEC Funding, LLC's results of operations and its financial condition as it operates as a subsidiary of Commonwealth Electric.  The financial statements presented may not be indicative of the result that would have been achieved had CEC Funding, LLC operated as an unaffiliated entity.

B)  Summary of Significant Accounting Policies

Income taxes

CEC Funding, LLC is organized as a single member limited liability company.  Commonwealth Electric owns all of the outstanding membership interests of CEC Funding, LLC.  For financial reporting purposes, CEC Funding, LLC has been treated as a taxable entity and has accounted for income taxes using the separate return method.

Deferred costs

Debt issuance costs associated with the issuance of the notes and the certificates, to the extent allocable to CEC Funding LLC, were deferred on the accompanying financial statements and are being amortized to interest expense ratably over the life of the notes.

Use of Estimate

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

C)   Related Parties

CEC Funding II, LLC does not have any employees, but Commonwealth Electric, through NSTAR Electric and Gas Co. (an affiliate), provides administrative services and office space pursuant to an administration agreement.  CEC Funding, LLC pays Commonwealth Electric an annual administrative fee of $45,478.  Services are provided to CEC Funding, LLC from Commonwealth Electric in accordance with guidelines issued by the MDTE relative to transactions between regulated entities and unregulated affiliated entities.  Commonwealth Electric also acts as servicer of transition property pursuant to a contract with CEC Funding, LLC.  CEC Funding, LLC pays Commonwealth Electric an annual servicing fee of $204,500.  As of March 31, 2005, transition property receivable, due from Commonwealth Electric, amounted to $405,048,601.

D)   Long-Term Debt

On March 1, 2005, the Trust issued $409,000,000 of Rate Reduction Certificates.  The certificates represent fractional undivided beneficial interests in each of the corresponding classes of notes issued by BEC Funding II, LLC and CEC Funding, LLC.  CEC Funding, LLC issued $409 million of notes, and BEC Funding II, LLC issued $265.5 million of notes.  CEC Funding, LLC issued its notes exchange for the net proceeds from the sale of $409,000,000 of certificates.  Each class CEC Funding, LLC notes and BEC Funding II, LLC notes has the same interest rate, schedule final distribution date and final maturity date as the related class of certificates issued by the Trust.  Taken together, the CEC Funding, LLC notes and BEC Funding II, LLC notes corresponding to a class of certificates have the same aggregate principal amount and expected amortization schedule as the related class of certificates.  The notes and certificates consist of four classes.   The four classes of notes issued by CEC Funding, LLC, have the following initial principal amounts, bear the interest rates and have the scheduled maturity and final maturity dates as set forth in the table below.

Class	Principal Amount	Interest Rate	Scheduled Maturity Date	Final Maturity Date

A-1	$ 66,237,000	3.40%	9/15/06	9/15/08
A-2	93,040,000	3.78%	9/15/08	9/15/10
A-3	161,858,000	4.13%	9/15/11	9/15/13
A-4	87,865,000	4.40%	3/15/13	3/15/15
	$409,000,000 =========

The scheduled maturity date for a class of notes is the date by which CEC Funding, LLC expects to distribute in full all interest on and principal of that class of notes.  The final maturity date for a class of notes is the legal maturity date of that class.

Long-term debt redemptions due during the years ended December 31st   in each of the next five years are scheduled as follows:

2005	$19,999,712
2006	56,457,883
2007	49,999,817
2008	51,337,213
2009	51,113,486
Thereafter	180,091,889
Total	$409,000,000 =========

Interest

Interest on each class of notes accrues from its issuance date at the interest rate set forth in the table above.  Beginning September 15, 2005, CEC Funding, LLC is required to pay interest semiannually on March 15 and September 15 (or, if the payment date is not a business day, the following business day) of each year, to the Trust.  CEC Funding, LLC will pay interest on the notes prior to paying principal of the notes.

On each interest payment date, CEC Funding, LLC will pay interest as follows:

-	if there has been a payment default, any unpaid interest payable on any prior payment dates, together with interest on any of the unpaid interest; and
-

accrued interest on the principal balance of each class of notes as of the close of business on the preceding payment date or the date of the original issuance of the class of notes if applicable, after giving effect to all payments made on the preceding payment date, or the date of the original issuance of the class of notes if applicable.

If there is a shortfall in the amounts necessary to make these payments, the note trustee will distribute interest pro rata to each class of notes based on the amount of interest owed on the notes of each such class.  CEC Funding, LLC will calculate interest on the basis of a 360-day year of twelve 30-day months.

Principal

After paying interest as described above, CEC Funding, LLC will pay any principal on each payment date as follows:

1.	To the holders of the A-1 notes, until the principal balance of that class has been reduced to zero;
2.	To the holders of the A-2 notes, until the principal balance of that class has been reduced to zero;
3.	To the holders of the A-3 notes, until the principal balance of that class has been reduced to zero;
4.	To the holders of the A-4 notes, until the principal balance of that class has been reduced to zero;

CEC Funding, LLC will not, however, pay principal on a payment date on any class of notes if making the payment would reduce the principal balance of a class to an amount lower than that specified in the expected amortization schedule for that class on that payment date, except in the case of an optional or mandatory redemption.  If an event of default under the note indenture has occurred and is continuing, the note trustee may declare the unpaid principal amount of all outstanding notes and accrued interest to be due and payable.  Payments of principal due and payable on the notes as a result of an event of default, or upon final maturity, will be paid pro rata based on the outstanding principal amount of the notes of each class.

There can be no assurance that the principal balances of the classes of notes receivable and the related classes of notes outstanding will be reduced at the rates indicated in the table above.  The actual rates of reduction in class principal balances may be slower (but cannot be faster) than those indicated in the table.

The note trustee has established several collection accounts to hold amounts remitted by the servicer of the property securing the notes.  The notes are secured by transition property of CEC Funding, LLC, which is the right to assess and collect all revenues arising from a portion, which may become all, of the transition charge included in the bills of all classes of retail customers of Commonwealth Electric's electric distribution system within its geographical service territory as in effect on July 1, 1997.  This portion of the transition charge, which is a usage-based, per kilowatt-hour charge, is referred to as the RTC.  The March 2005 RTC charge was 1.78 cents per kilowatt-hour.

To secure the payment of interest on and principal of the notes, CEC Funding, LLC has granted to the note trustee a security interest in all of CEC Funding, LLC's right, title and interest in the transition property and certain related agreements.  The notes also contain certain provisions and or restrictions with respect to redemption and default.

The transition property sold to CEC Funding, LLC is pledged as collateral for the notes, as well as restricted cash in the Capital Subaccount at March 31, 2005 of $2,045,000. CEC Funding, LLC is required to maintain restricted cash pledged as collateral for the notes in an amount equal to .5% of the initial principal amount of the notes.

Member’s Equity

On March 1, 2005, Commonwealth Electric provided $2,045,000 as a member contribution to CEC Funding, LLC.  This amount is equal to 1/2 of 1% of the initial principal amount of the notes and is the capital level required to be maintained under the note indenture.

Item 2.   Management's Discussion and Analysis

Results of Operations for the period from March 1, 2005 (Date of operation) to March 31, 2005

The following analysis of CEC Funding, LLC's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q.  Such analysis should be read in conjunction with the Financial Statements included herein.

CEC Funding, LLC is a special purpose, limited liability company.   Commonwealth Electric Company ("Commonwealth Electric"), a provider of electric distribution services, is a wholly owned subsidiary of NSTAR and owns all of the outstanding membership interests.  CEC Funding, LLC had no activities in the period October 13, 2004 to March 1, 2005.

CEC Funding, LLC was organized on October 13, 2004 under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property and issuing notes secured by the transition property.  The transition property is a property right created under Massachusetts law that includes the right to access and collect a non-bypassable charge, called an RTC charge, from customers of Commonwealth Electric.  The acquisition of such transition property was accomplished by CEC Funding, LLC issuing $409,000,000 of notes to Massachusetts RRB Special Purpose Trust 2005-1 on March 1, 2005.  The notes were issued under an indenture between CEC Funding, LLC and the Bank of New York, as note trustee (the "Note Trustee").

The financial statements present CEC Funding, LLC's results of operations and its financial condition as it operated as a subsidiary of Commonwealth Electric.  The financial statements presented may not be indicative of the results that would have been achieved had CEC Funding, LLC operated as an unaffiliated entity.

The Massachusetts RRB Special Purpose Trust 2005-1 was formed on January 26, 2005, and issued rate reduction certificates in the amount of $674,500,000 on March 1, 2005.  The certificates represent fractional undivided beneficial interest in each of the corresponding classes of notes issued by CEC Funding, LLC and BEC Funding II, LLC.  CEC Funding, LLC issued $409 million of notes, and BEC Funding II, LLC issued $265.5 million of notes.  Upon receipt of the net proceeds from the issuance of the notes to Massachusetts RRB Special Purpose Trust 2005-1, CEC Funding, LLC remitted net proceeds of $406,040,451 to Commonwealth Electric in exchange for the transition property.  As of March 31, 2005, Commonwealth Electric has not remitted any funds to CEC Funding, LLC of RTC charges collected.  Commonwealth Electric remits funds based on the average days outstanding for accounts receivable.  For Commonwealth Electric, the average days outstanding approximates 35 days.  Such funds are held by the Note Trustee and are restricted in their ultimate use for the debt service of CEC Funding, LLC.

CEC Funding, LLC is limited by its organizational documents from engaging in any activities other than owning the transition property, issuing the notes secured by the transition property  and other limited collateral, and activities related thereto.  Accordingly, income statement effects were limited primarily to income generated from the transition property, interest expense on the notes and incidental interest income.  Massachusetts RRB Special Purpose Trust 2005-1 is limited by its organizational documents from engaging in any activities other than owning the notes and the notes issued by BEC Funding II, LLC, issuing the rate reduction certificates secured by the notes, and activities related thereto.  Accordingly, income statement effects were limited primarily to income generated from the notes and interest expense on the certificates.

The indenture contains covenants that require the maintenance of specified collateral deposits to proportion to the aggregate principal amount of the notes.  As of March 31, 2005, CEC Funding, LLC was in compliance with such covenants.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Omitted with respect to the registrant pursuant to Instruction H of Form 10-Q.

Part II - Other Information

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2005, CEC Funding, LLC used the net proceeds from the issuance of the notes ($406,040,451) to purchase the transition property from Commonwealth Electric.  Commonwealth Electric used such proceeds to pay liquidation payments required in connection with the termination of obligations of Commonwealth Electric under certain power purchase agreements, to pay other costs of issuance of the notes and costs of issuance of the certificates allocable to CEC Funding II, LLC and to repay outstanding debt.

Item 3.   Defaults Upon Senior Securities

Omitted with respect to the registrant pursuant to Instruction H of Form 10-Q.

Item 4.   Submission of Matters to a Vote of Security Holders

Omitted with respect to the registrant pursuant to Instruction H of Form 10-Q.

Item 5.   Other Information

CEC Funding, LLC has included as exhibits to this report on Form 10-Q the following information in respect of the notes and the certificates: March 2005 Monthly Servicer Certificate.

Item 6.   Exhibits

a)	The following designated exhibits are filed herewith:
	Exhibit	1.1	-	Underwriting Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	Exhibit	3.1	-	Certification of Formation of the Registrant (incorporated by reference to the same titled exhibit to the registrant's Registration Statement on Form S-3, File No. 333-120164)

		3.2	-	Limited Liability Company Agreement of the Registrant (incorporated by reference to the same titled exhibit to the registrant's Registration Statement on Form S-3, File No. 333-120164)

	Exhibit	4.1	-	Note Indenture (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		4.2	-	Certificate Indenture (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		4.3	-	Declaration of Trust (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	Exhibit	10.1	-	Transition Property Purchase and Sale Agreement (incorporated by reference to the same titled to the registrant's Form 8-K filed with the Commission March 7, 2005)

		10.2	-	Transition Property Servicing Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		10.3	-	Note Purchase Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		10.4	-	Administration Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		10.5	-	Fee and Indemnity Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	Exhibit	31.1	-	Rule 13a-14 Certifications

		31.1	-	Certification of Chief Executive Officer of CEC Funding, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	-	Certification of Chief Financial Officer of CEC Funding, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit	32	-	Section 1350 Certification

		32.1	-	Certification of Chief Executive Officer of CEC Funding, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	-	Certification of Chief Financial Officer of CEC Funding, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit	99.1	-	March 2005 Monthly Servicer Certificate (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEC Funding, LLC
(Registrant)

Date: May 11, 2005	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer