Form 10-Q
period 2005-06-30
CEC Funding, LLC
filed 2005-08-03
CIK 1307488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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

Part I - Financial Information
Item 1.  Financial Statements

CEC Funding, LLC
(A Special Purpose Entity)
Statement of Operations
(Unaudited)

	Three months ended June 30, 2005	For the period from March 1, 2005 (Date of Operations) to June 30, 2005
Operating revenues:
Transition charge revenues	$62,694	$83,526
Interest income	4,351,242	5,795,244
Total operating revenues	4,413,936	5,878,770

Operating Expenses:
Administrative expenses	62,694	83,526
Interest charges:
Amortization of debt issuance costs	259,251	339,764
Interest expense	4,079,942	5,439,922
Total operating expenses	4,339,193	5,779,686

Income before income taxes	12,049	15,558
Income taxes	4,727	6,103
Net income	$7,322 ========	$9,455 =======

The accompanying notes are an integral part of the unaudited financial statements.

CEC Funding, LLC
(A Special Purpose Entity)
Balance Sheet
(Unaudited)

		June 30,
		2005
Assets
Current assets:
Restricted cash		$2,045,000
Interest receivable		32,921
Interest receivable - affiliate		5,439,922
Transition property receivable due in one year		34,698,724
Total current assets		42,216,567

Other assets:
Long-term transition property receivable		354,182,852
Unamortized debt issuance costs	$ 4,031,912
Less: accumulated amortization	(339,764)	3,692,148
Total assets		$400,091,567 ==========

Liabilities and Member's Equity
Current liabilities:
Current portion of long-term debt		$40,167,378
Income tax payable - affiliate		6,103
Total current liabilities		40,173,481

Long-term debt, less portion due in one year		357,875,000
Commitments and contingencies
Member's equity		2,043,086
Total liabilities and member's equity		$400,091,567 =========

The accompanying notes are an integral part of the unaudited financial statements.

CEC Funding, LLC
(A Special Purpose Entity)
Statement of Changes in Member's Equity

(Unaudited)

	Three Months Ended June 30, 2005	Period from March 1, 2005 (Date of Operation) to June 30, 2005

Balance at the beginning of the period	$2,047,133	$-

Initial member's contributions	-	2,045,000

Add: Net income	7,322	9,455

Deduct: Dividends declared	(11,369)	(11,369)

Balance at end of the period	$2,043,086 ========	$2,043,086 =========

The accompanying notes are an integral part of the unaudited financial statements.

CEC Funding, LLC
(A Special Purpose Entity)
Statement of Cash Flows
For the period from March 1, 2005 (Date of operation) to June 30, 2005
(Unaudited)

Cash flows from operating activities:
Net income		$9,455

Add back: non cash items -
Amortization of debt issuance costs		339,764
Changes in current assets and liabilities
Transition property receivable from Commonwealth Electric Company		(339,764)
Interest receivable		(32,921)
Income tax payable - affiliate		6,103
Net cash used in operating activities		(17,363)

Cash flows from investing activities:
Change in transition property receivable from
Commonwealth Electric Company		(393,981,734)
Increase in restricted cash		(2,045,000)
Net cash used in investing activities		(396,026,734)

Cash flows from financing activities:
Issuance of notes to trust		409,000,000
Debt payments		(10,957,622)
Debt issuance costs		(4,031,912)
Member contribution		2,045,000
Dividends paid		(11,369)
Net cash provided by financing activities		396,044,097

Net increase in cash		-

Cash at beginning of period		-

Cash at end of period	$	- ========

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

Use of Estimates

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

C)   Related Parties

CEC Funding II, LLC does not have any employees, but Commonwealth Electric, through NSTAR Electric and Gas Co. (an affiliate), provides administrative services and office space pursuant to an administration agreement.  CEC Funding, LLC pays Commonwealth Electric an annual administrative fee of $45,478.  Services are provided to CEC Funding, LLC from Commonwealth Electric in accordance with guidelines issued by the MDTE relative to transactions between regulated entities and unregulated affiliated entities.  Commonwealth Electric also acts as servicer of transition property pursuant to a contract with CEC Funding, LLC.  CEC Funding, LLC pays Commonwealth Electric an annual servicing fee of $204,500.  As of June 30, 2005, transition property receivable, due from Commonwealth Electric, amounted to $388,881,576.

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

The note trustee has established several collection accounts to hold amounts remitted by the servicer of the property securing the notes.  The notes are secured by transition property of CEC Funding, LLC, which is the right to assess and collect all revenues arising from a portion, which may become all, of the transition charge included in the bills of all classes of retail customers of Commonwealth Electric's electric distribution system within its geographical service territory as in effect on July 1, 1997.  This portion of the transition charge, which is a usage-based, per kilowatt-hour charge, is referred to as the RTC.  The June 2005 RTC charge was 1.78 cents per kilowatt-hour.

To secure the payment of interest on and principal of the notes, CEC Funding, LLC has granted to the note trustee a security interest in all of CEC Funding, LLC's right, title and interest in the transition property and certain related agreements.  The notes also contain certain provisions and or restrictions with respect to redemption and default.

To satisfy its debt service requirements, CEC Funding, LLC’s servicer, Commonwealth Electric, remits to the Bank of New York (Note Trustee) daily for RTC charges collected based on the average day outstanding for accounts receivable (approximately 35 days).  Such funds held by the Note Trustee are restricted in their ultimate use for the debt service of CEC Funding, LLC.  The total remittances by Commonwealth Electric for the period March 1, 2005 (Date of operation) to June 30, 2005 was $16,375,582.  For financial reporting purposes, this amount held by the Note trustee is netted first against any outstanding accrued interest and then against the current portion of debt.  The amount remitted that represents debt principal payments was $10,957,622.

The transition property sold to CEC Funding, LLC is pledged as collateral for the notes, as well as restricted cash in the Capital Subaccount at June 30, 2005 of $2,045,000. CEC Funding, LLC is required to maintain restricted cash pledged as collateral for the notes in an amount equal to .5% of the initial principal amount of the notes.

Member’s Equity

On March 1, 2005, Commonwealth Electric provided $2,045,000 as a member contribution to CEC Funding, LLC.  This amount is equal to 1/2 of 1% of the initial principal amount of the notes and is the capital level required to be maintained under the note indenture.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Massachusetts RRB Special Purpose Trust 2005-1 was formed on January 26, 2005, and issued rate reduction certificates in the amount of $674,500,000 on March 1, 2005.  The certificates represent fractional undivided beneficial interest in each of the corresponding classes of notes issued by CEC Funding, LLC and BEC Funding II, LLC.  CEC Funding, LLC issued $409 million of notes, and BEC Funding II, LLC issued $265.5 million of notes.  Upon receipt of the net proceeds from the issuance of the notes to Massachusetts RRB Special Purpose Trust 2005-1, CEC Funding, LLC remitted net proceeds of $406,040,451 to Commonwealth Electric in exchange for the transition property.  For both the three months ended June 30, 2005 and for the period from March 1, 2005 (date of operations) to June 30, 2005, Commonwealth Electric has remitted $16,375,582 to CEC Funding, LLC for RTC charges collected.  As of March 31, 2005, Commonwealth Electric had not remitted any funds to CEC Funding, LLC for RTC charges collected.  Commonwealth Electric remits funds based on the average days outstanding for accounts receivable.  For Commonwealth Electric, the average days outstanding approximates 35 days.  Such funds are held by the Note Trustee and are restricted in their ultimate use for the debt service of CEC Funding, LLC.

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

The indenture contains covenants that require the maintenance of specified collateral deposits to proportion to the aggregate principal amount of the notes.  As of June 30, 2005, CEC Funding, LLC was in compliance with such covenants.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Omitted with respect to the registrant pursuant to Instruction H of Form 10-Q.

Part II - Other Information

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

Omitted with respect to the registrant pursuant to Instruction H of Form 10-Q.

Item 4.   Submission of Matters to a Vote of Security Holders

Omitted with respect to the registrant pursuant to Instruction H of Form 10-Q.

Item 5.   Other Information

CEC Funding, LLC has included as exhibits to this report on Form 10-Q the following information in respect of the notes and the certificates: April 2005, May 2005 and June 2005 Monthly Servicer Certificates.

Item 6.   Exhibits

a)	The following designated exhibits are filed herewith:
	Exhibit	1.1	-	Underwriting Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	Exhibit	3.1	-	Certification of Formation of the Registrant (incorporated by reference to the same titled exhibit to the registrant's Registration Statement on Form S-3, File No. 333-120164)

		3.2	-	Limited Liability Company Agreement of the Registrant (incorporated by reference to the same titled exhibit to the registrant's Registration Statement on Form S-3, File No. 333-120164)

	Exhibit	4.1	-	Note Indenture (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		4.2	-	Certificate Indenture (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		4.3	-	Declaration of Trust (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	Exhibit	10.1	-	Transition Property Purchase and Sale Agreement (incorporated by reference to the same titled to the registrant's Form 8-K filed with the Commission March 7, 2005)

		10.2	-	Transition Property Servicing Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		10.3	-	Note Purchase Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		10.4	-	Administration Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		10.5	-	Fee and Indemnity Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	Exhibit	31	-	Rule 13a-14 Certifications (filed herewith)

		31.1	-	Certification of Chief Executive Officer of CEC Funding, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	-	Certification of Chief Financial Officer of CEC Funding, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit	32	-	Section 1350 Certifications (filed herewith)

		32.1	-	Certification of Chief Executive Officer of CEC Funding, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	-	Certification of Chief Financial Officer of CEC Funding, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit	99.1	-	April 2005 Monthly Servicer Certificate (filed herewith)

		99.2	-	May 2005 Monthly Servicer Certificate (filed herewith)

		99.3	-	June 2005 Monthly Servicer Certificate (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEC Funding, LLC
(Registrant)

Date: August 2, 2005	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer