Form 10-Q
period 2005-09-30
CEC Funding, LLC
filed 2005-11-08
CIK 1307488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly owned subsidiary and is therefore filing this Form 10-Q with the reduced disclosure format.

Important Shareholder Information

Forms 10-K, 10-Q and 8-K reports and other information of CEC Funding, LLC filed with the Securities and Exchange Commission (SEC) may be accessed on the SEC's website at www.sec.gov.and also on NSTAR’s website at www.nstaronline.com.  Reports filed with the SEC may also be obtained by writing or calling CEC Funding, LLC at the address or phone number on the cover of this Form 10-Q.

Part I - Financial Information
Item 1.  Financial Statements

CEC Funding, LLC
(A Special Purpose Entity)
Statement of Operations
(Unaudited)

	Three months ended September 30, 2005	For the period from March 1, 2005 (Date of Operations) to September 30, 2005
Operating revenues:
Transition charge revenues	$62,994	$146,520
Interest income	4,275,795	10,071,039
Total operating revenues	4,338,789	10,217,559

Operating expenses:
Administrative expenses	62,994	146,520

Interest charges:
Amortization of debt issuance costs	254,823	594,587
Interest expense	4,006,275	9,446,197
Total interest charges	4,261,098	10,040,784

Income before income taxes	14,697	30,255
Income taxes	5,765	11,868
Net income	$8,932 ========	$18,387 =======

The accompanying notes are an integral part of the unaudited financial statements.

CEC Funding, LLC
(A Special Purpose Entity)
Balance Sheet
(Unaudited)

		September 30,
		2005
Assets
Current assets:
Restricted cash		$2,045,000
Interest receivable		50,563
Interest receivable - affiliate		651,657
Transition property receivable due in one year		46,722,221
Total current assets		49,469,441

Other assets:
Long-term transition property receivable		329,105,080
Unamortized debt issuance costs	$ 4,031,912
Less: accumulated amortization	(594,587)	3,437,325
Total assets		$382,011,846 ==========

Liabilities and Member's Equity
Current liabilities:
Current portion of long-term debt		$47,419,349
Income tax payable - affiliate		11,868
Total current liabilities		47,431,217

Long-term debt, less portion due in one year		332,542,405
Commitments and contingencies
Member's equity		2,038,224
Total liabilities and member's equity		$382,011,846 =========

The accompanying notes are an integral part of the unaudited financial statements.

CEC Funding, LLC
(A Special Purpose Entity)
Statement of Changes in Member's Equity

(Unaudited)

	Three Months Ended September 30, 2005	Period from March 1, 2005 (Date of Operation) to September 30, 2005

Balance at the beginning of the period	$2,043,086	$ -

Initial member's contributions	-	2,045,000

Add: Net income	8,932	18,387

Deduct: Dividends declared	(13,794)	(25,163)

Balance at end of the period	$2,038,224 ========	$ 2,038,224 =========

The accompanying notes are an integral part of the unaudited financial statements.

CEC Funding, LLC
(A Special Purpose Entity)
Statement of Cash Flows
For the period from March 1, 2005 (Date of operation) to September 30, 2005
(Unaudited)

Cash flows from operating activities:
Net income		$18,387

Add back: non cash items -
Amortization of debt issuance costs		594,587
Changes in current assets and liabilities
Transition property receivable from Commonwealth Electric Company		(594,587)
Interest receivable		(50,563)
Income tax payable - affiliate		11,868
Net cash used in operating activities		(20,308)

Cash flows from investing activities:
Change in transition property receivable from
Commonwealth Electric Company		(375,884,371)
Increase in restricted cash		(2,045,000)
Net cash used in investing activities		(377,929,371)

Cash flows from financing activities:
Issuance of notes to trust		409,000,000
Debt payments		(29,038,246)
Debt issuance costs		(4,031,912)
Member contribution		2,045,000
Dividends paid		(25,163)
Net cash provided by financing activities		377,949,679

Net increase in cash		-

Cash at beginning of period		-

Cash at end of period	$	- ========

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

On March 1, 2005, the Trust issued $674.5 million of rate reduction certificates.  The certificates represent fractional undivided beneficial interests in each of the corresponding classes of notes issued by CEC Funding, LLC and BEC Funding II, LLC, a wholly-owned subsidiary of Boston Edison Company.  Boston Edison Company is also a subsidiary of NSTAR.  BEC Funding II, LLC issued $265.5 million of notes, and CEC Funding, LLC issued $409 million of notes, to the Trust.

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

C)   Related Parties

CEC Funding II, LLC does not have any employees, but Commonwealth Electric, through NSTAR Electric and Gas Co. (an affiliate), provides administrative services and office space pursuant to an administration agreement.  CEC Funding, LLC pays Commonwealth Electric an annual administrative fee of $45,478.  Services are provided to CEC Funding, LLC from Commonwealth Electric in accordance with guidelines issued by the MDTE relative to transactions between regulated entities and unregulated affiliated entities.  Commonwealth Electric also acts as servicer of transition property pursuant to a contract with CEC Funding, LLC.  CEC Funding, LLC pays Commonwealth Electric an annual servicing fee of $204,500.  As of September 30, 2005, transition property receivable, due from Commonwealth Electric, amounted to $367,644,561.

D)   Long-Term Debt

On March 1, 2005, the Trust issued $409 million of Rate Reduction Certificates.  The certificates represent fractional undivided beneficial interests in each of the corresponding classes of notes issued by BEC Funding II, LLC and CEC Funding, LLC.  CEC Funding, LLC issued $409 million of notes, and BEC Funding II, LLC issued $265.5 million of notes.  CEC Funding, LLC issued its notes exchange for the net proceeds from the sale of $409 million of certificates.  Each class CEC Funding, LLC notes and BEC Funding II, LLC notes has the same interest rate, schedule final distribution date and final maturity date as the related class of certificates issued by the Trust.  Taken together, the CEC Funding, LLC notes and BEC Funding II, LLC notes corresponding to a class of certificates have the same aggregate principal amount and expected amortization schedule as the related class of certificates.  The notes and certificates consist of four classes.   The four classes of notes issued by CEC Funding, LLC, have the following initial principal amounts, bear the interest rates and have the scheduled maturity and final maturity dates as set forth in the table below.

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

The note trustee has established several collection accounts to hold amounts remitted by the servicer of the property securing the notes.  The notes are secured by transition property of CEC Funding, LLC, which is the right to assess and collect all revenues arising from a portion, which may become all, of the transition charge included in the bills of all classes of retail customers of Commonwealth Electric's electric distribution system within its geographical service territory as in effect on July 1, 1997.  This portion of the transition charge, which is a usage-based, per kilowatt-hour charge, is referred to as the RTC.  The September 2005 RTC charge was 1.78 cents per kilowatt-hour.

To secure the payment of interest on and principal of the notes, CEC Funding, LLC has granted to the note trustee a security interest in all of CEC Funding, LLC's right, title and interest in the transition property and certain related agreements.  The notes also contain certain provisions and or restrictions with respect to redemption and default.

To satisfy its debt service requirements, CEC Funding, LLC’s servicer, Commonwealth Electric, remits to the Bank of New York (Note Trustee) daily for RTC charges collected based on the average day outstanding for accounts receivable (approximately 35 days).  Such funds held by the Note Trustee are restricted in their ultimate use for the debt service of CEC Funding, LLC.  The total remittances by Commonwealth Electric for the period March 1, 2005 (Date of operation) to   September 30, 2005 was $38,461,883.  For financial reporting purposes, this amount held by the Note trustee is netted first against any outstanding accrued interest and then against the current portion of debt.  The amount remitted that represents debt principal payments was $29,038,246.

The transition property sold to CEC Funding, LLC is pledged as collateral for the notes, as well as restricted cash in the Capital Subaccount at September 30, 2005 of $2,045,000. CEC Funding, LLC is required to maintain restricted cash pledged as collateral for the notes in an amount equal to .5% of the initial principal amount of the notes.

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

CEC Funding, LLC was organized on October 13, 2004 under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property and issuing notes secured by the transition property.  The transition property is a property right created under Massachusetts law that includes the right to access and collect a non-bypassable charge, called an RTC charge, from customers of Commonwealth Electric.  The acquisition of such transition property was accomplished by CEC Funding, LLC issuing $409 million of notes to Massachusetts RRB Special Purpose Trust 2005-1 on March 1, 2005.  The notes were issued under an indenture between CEC Funding, LLC and the Bank of New York, as note trustee (the "Note Trustee").

The financial statements present CEC Funding, LLC's results of operations and its financial condition as it operated as a subsidiary of Commonwealth Electric.  The financial statements presented may not be indicative of the results that would have been achieved had CEC Funding, LLC operated as an unaffiliated entity.

The Massachusetts RRB Special Purpose Trust 2005-1 was formed on January 26, 2005, and issued rate reduction certificates in the amount of $674.5 million on March 1, 2005.  The certificates represent fractional undivided beneficial interest in each of the corresponding classes of notes issued by CEC Funding, LLC and BEC Funding II, LLC.  CEC Funding, LLC issued $409 million of notes, and BEC Funding II, LLC issued $265.5 million of notes.  Upon receipt of the net proceeds from the issuance of the notes to Massachusetts RRB Special Purpose Trust 2005-1, CEC Funding, LLC remitted net proceeds of $406,040,451 to Commonwealth Electric in exchange for the transition property.  For both the three months ended September 30, 2005 and for the period from March 1, 2005 (date of operations) to September 30, 2005, Commonwealth Electric has remitted $22,086,301 and $38,461,883 respectively to CEC Funding, LLC for RTC charges collected.  Commonwealth Electric remits funds based on the average days outstanding for accounts receivable.  For Commonwealth Electric, the average days outstanding approximates 35 days.  Such funds are held by the Note Trustee and are restricted in their ultimate use for the debt service of CEC Funding, LLC.

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

The indenture contains covenants that require the maintenance of specified collateral deposits to proportion to the aggregate principal amount of the notes.  As of September 30, 2005, CEC Funding, LLC was in compliance with such covenants.

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

Item 5.   Other Information

CEC Funding, LLC has included as exhibits to this report on Form 10-Q the following information in respect of the notes and the certificates: July 2005, August 2005 and September 2005 Monthly Servicer Certificates.

Item 6.   Exhibits

a)	The following designated exhibits are filed herewith:
	Exhibit	1.1	-	Underwriting Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	Exhibit	3.1	-	Certification of Formation of the Registrant (incorporated by reference to the same titled exhibit to the registrant's Registration Statement on Form S-3, File No. 333-120164)

		3.2	-	Limited Liability Company Agreement of the Registrant (incorporated by reference to the same titled exhibit to the registrant's Registration Statement on Form S-3, File No. 333-120164)

	Exhibit	4.1	-	Note Indenture (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		4.2	-	Certificate Indenture (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		4.3	-	Declaration of Trust (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	Exhibit	10.1	-	Transition Property Purchase and Sale Agreement (incorporated by reference to the same titled to the registrant's Form 8-K filed with the Commission March 7, 2005)

		10.2	-	Transition Property Servicing Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		10.3	-	Note Purchase Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		10.4	-	Administration Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

		10.5	-	Fee and Indemnity Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	Exhibit	31	-	Rule 13a-14 Certifications (filed herewith)

		31.1	-	Certification of Chief Executive Officer of CEC Funding, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	-	Certification of Chief Financial Officer of CEC Funding, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit	32	-	Section 1350 Certifications (filed herewith)

		32.1	-	Certification of Chief Executive Officer of CEC Funding, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	-	Certification of Chief Financial Officer of CEC Funding, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit	99.1	-	July 2005 Monthly Servicer Certificate (filed herewith)

		99.2	-	August 2005 Monthly Servicer Certificate (filed herewith)

		99.3	-	September 2005 Monthly Servicer Certificate (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEC Funding, LLC
(Registrant)

Date: November 4, 2005	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer