Form 10-K
period 2005-12-31
CEC Funding, LLC
filed 2006-03-01
CIK 1307488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	333-120164

CEC FUNDING, LLC
(Exact name of registrant as specified in its charter)

Delaware	16-1708848
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
One NSTAR Way, Westwood, Massachusetts	02090
(Address of principal executive offices)	(Zip code)

(781) 441-8900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      None
Securities registered pursuant to Section 12(g) of the Act:      None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ]	Yes	[ X ]	No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ]	Yes	[ X ]	No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ]	Yes	[ ]	No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ X ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

[ ]	Yes	[ X ]	No

     The Company is an asset-backed issuer and meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form 10-K with the reduced disclosure format.

Documents Incorporated by Reference
None

CEC FUNDING, LLC

FORM 10-K ANNUAL REPORT - DECEMBER 31, 2005

	Part I	Page

Item 1.	Business	1
Item 2.	Properties	2
Item 3.	Legal Proceedings	2

	Part II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	2
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	3
Item 8.	Financial Statements and Supplementary Data	4
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
Item 9A.	Controls and Procedures	14
Item 9B.	Other Information	14

	Part IV

Item 15.	Exhibits and Financial Statement Schedules	14

Signatures		17

	Important Investor Information

Forms 10-K, 10-Q and 8-K reports and other information of CEC Funding, LLC filed with the Securities and Exchange Commission (SEC) may be accessed on the SEC's website at www.sec.gov.  Reports filed with the SEC may also be obtained by writing or calling CEC Funding, LLC at the address or phone number on the cover of this Form 10-K.

CEC FUNDING, LLC

Form 10-K Annual Report - December 31, 2005

Part I

Item 1.   Business

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

On March 1, 2005, the Trust issued $674.5 million of rate reduction certificates.  The certificates represent fractional undivided beneficial interests in each of the corresponding classes of notes issued by CEC Funding, LLC and BEC Funding II, LLC, a wholly-owned subsidiary of Boston Edison Company.  Boston Edison Company is also a wholly-owned subsidiary of NSTAR.  BEC Funding II, LLC issued $265.5 million of notes, and CEC Funding, LLC issued $409 million of notes, to the Trust.

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

Item 2.   Properties

CEC Funding, LLC has no physical property.  Its primary asset is the transition property as described above.

Item 3.   Legal Proceedings

None

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

There is no established public market for equity securities of CEC Funding, LLC.  It is a wholly owned subsidiary of Commonwealth Electric Company.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

For the period October 13, 2004 (date of inception) to December 31, 2005

CEC Funding, LLC is a special purpose, Limited Liability Company.  Commonwealth Electric Company ("Commonwealth Electric"), a provider of electric distribution services, is a wholly owned subsidiary of NSTAR and owns all of the outstanding membership interests.  CEC Funding, LLC had no activities in the period October 13, 2004 through February 28, 2005.

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

The Massachusetts RRB Special Purpose Trust 2005-1 was formed on January 26, 2005, and issued rate reduction certificates in the amount of $674.5 million on March 1, 2005.  The certificates represent fractional undivided beneficial interest in each of the corresponding classes of notes issued by CEC Funding, LLC and BEC Funding II, LLC, an affiliated subsidiary company.  CEC Funding, LLC issued $409 million of notes, and BEC Funding II, LLC issued $265.5 million of notes.  Upon receipt of the net proceeds from the issuance of the notes to Massachusetts RRB Special Purpose Trust 2005-1, CEC Funding, LLC remitted net proceeds of $406,040,451 to Commonwealth Electric in exchange for the transition property.  For the three months ended December 31, 2005 and for the period from March 1, 2005 (date of operations) to December 31, 2005, Commonwealth Electric remitted $19,200,592 and $57,662,475, respectively, to CEC Funding, LLC for RTC charges collected.  Commonwealth Electric remits funds based on the average days outstanding for accounts receivable.  For Commonwealth Electric, the average days outstanding approximates 35 days.  Such funds are held by the Note Trustee and are restricted in their ultimate use for the debt service of CEC Funding, LLC.

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

The indenture contains covenants that require the maintenance of specified collateral deposits to proportion to the aggregate principal amount of the notes.  As of December 31, 2005, CEC Funding, LLC was in compliance with such covenants.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

CEC Funding, LLC has exposure to credit risk for its transition property receivable from Commonwealth Electric.  Failure of Commonwealth Electric's customers to remit RTC charges or failure of Commonwealth Electric to remit collected RTC charges to CEC Funding, LLC could have a material adverse affect on the ability of CEC Funding, LLC to service its debt.  Neither the notes issued by CEC Funding, LLC to the Massachusetts RRB Special Purpose Trust 2005-1 nor the transition property securing the notes is an obligation of the Commonwealth of Massachusetts, or any governmental agency, authority or instrumentality of The Commonwealth of Massachusetts or of Commonwealth Electric or any of its affiliates, except for CEC Funding, LLC.  CEC Funding, LLC is legally separate from Commonwealth Electric.  The assets and revenues of CEC Funding, LLC, including, without limitation, the transition property, are not available to creditors of Commonwealth Electric or NSTAR.

Item 8.   Financial Statements and Supplementary Data

CEC Funding, LLC
(A Special Purpose Entity)
Statement of Operations
For the period March 1, 2005 (Date of Operations) to December 31, 2005

Operating revenues:
Transition charge revenues	$209,239
Interest income	14,253,390
Total operating revenues	14,462,629

Operating expenses:
Administrative expenses	209,239

Interest charges:
Amortization of debt issuance costs	849,410
Interest expense	13,356,138
Total interest charges	14,205,548

Income before income taxes	47,842
Income taxes	18,563
Net income	$29,279 ========

The accompanying notes are an integral part of the financial statements.

CEC Funding, LLC
(A Special Purpose Entity)
Balance Sheet
December 31, 2005

Assets
Current assets:
Restricted cash	$2,045,000
Interest receivable	87,034
Interest receivable - Parent Company	4,561,598
Transition property receivable due in one year	27,347,599
Total current assets	34,041,231

Other assets:
Long-term transition property receivable	329,360,403
Unamortized debt issuance costs	3,182,502
Total assets	$366,584,136 =========

Liabilities and Member's Equity
Current liabilities:
Current portion of long-term debt	$31,990,475
Income tax payable - Parent Company	18,563
Total current liabilities	32,009,038

Long-term debt, less portion due in one year	332,542,405
Commitments and contingencies
Member's equity	2,032,693
Total liabilities and member's equity	$366,584,136 =========

The accompanying notes are an integral part of the financial statements.

CEC Funding, LLC
(A Special Purpose Entity)
Statement of Changes in Member's Equity
For the period March 1, 2005 (Date of Operations) to December 31, 2005

Balance at the beginning of the period	$-

Initial member's contributions	2,045,000

Add: Net income	29,279

Deduct: Dividends declared	(41,586)

Balance at the end of the period	$2,032,693 ========

The accompanying notes are an integral part of the financial statements.

CEC Funding, LLC
(A Special Purpose Entity)
Statement of Cash Flows
For the period March 1, 2005 (Date of Operations) to December 31, 2005

Operating activities:
Net income		$29,279
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs		849,410
Changes in current assets and liabilities:
Transition property receivable from Commonwealth Electric Company		(849,410)
Interest receivable		(87,034)
Income tax payable - affiliate		18,563
Net cash used in operating activities		(39,192)

Investing activities:
Change in transition property receivable from
Commonwealth Electric Company		(360,420,190)
Increase in restricted cash		(2,045,000)
Net cash used in investing activities		(362,465,190)

Financing activities:
Issuance of notes to trust		409,000,000
Debt payments		(44,467,120)
Debt issuance costs		(4,031,912)
Member contribution		2,045,000
Dividends paid		(41,586)
Net cash provided by financing activities		362,504,382

Net increase in cash		-

Cash at beginning of period		-

Cash at end of period	$	- =========

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

A)   Overview

Nature of Business

CEC Funding, LLC is a special purpose, single member limited liability company.  Commonwealth Electric Company (Commonwealth Electric), a provider of electric distribution and transmission services, is a wholly owned subsidiary of NSTAR, and owns all of the outstanding membership interests of CEC Funding, LLC.

CEC Funding, LLC was organized on October 13, 2004 under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property which CEC Funding, LLC acquired from Commonwealth Electric.  The purchase price of the transition property has been paid from proceeds of indebtedness secured by the transition property and other collateral (the "Acquisition Indebtedness").  Transition property is the right to recover transition costs pursuant to a non-bypassable reimbursable transition cost ("RTC") charge as authorized by a financing order of the Commonwealth of Massachusetts Department of Telecommunications and Energy (the "MDTE") pursuant to certain provisions of the Massachusetts "Electric Industry Restructuring Act."  The assets of CEC Funding, LLC consist primarily of transition property acquired from Commonwealth Electric and other collateral for the Acquisition Indebtedness.  For accounting purposes, the transition property purchased from Commonwealth Electric is reflected on the balance sheet as transition property receivable.  The liabilities of CEC Funding, LLC consist primarily of notes issued and sold to the Massachusetts RRB Special Purpose Trust 2005-1 (the Trust) in exchange for the net proceeds from the issuance of certificates by the Trust to the investing public.

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

Deferred costs

Debt issuance costs associated with the issuance of the notes and the certificates, to the extent allocable to CEC Funding, LLC, were deferred on the accompanying financial statements and are being amortized to interest expense ratably over the life of the notes.

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

C)   Related Parties

CEC Funding, LLC does not have any employees, but Commonwealth Electric, through NSTAR Electric & Gas Corporation (an affiliate), provides administrative services and office space pursuant to an administration agreement.  CEC Funding, LLC pays Commonwealth Electric an annual administrative fee of $45,478.  Services are provided to CEC Funding, LLC from Commonwealth Electric in accordance with guidelines issued by the MDTE relative to transactions between regulated entities and unregulated affiliated entities.  Commonwealth Electric also acts as servicer of transition property pursuant to a contract with CEC Funding, LLC.  CEC Funding, LLC pays Commonwealth Electric an annual servicing fee of $204,500.  As of December 31, 2005, transition property receivable, due from Commonwealth Electric, is $356,708,002.

D)   Long-Term Debt

On March 1, 2005, the Trust issued $674.5 million of Rate Reduction Certificates.  The certificates represent fractional undivided beneficial interests in each of the corresponding classes of notes issued by BEC Funding II, LLC and CEC Funding, LLC.  CEC Funding, LLC issued $409 million of notes, and BEC Funding II, LLC issued $265.5 million of notes.  CEC Funding, LLC issued its notes in exchange for the net proceeds from the sale of $409 million of certificates.  Each class of CEC Funding, LLC notes and BEC Funding II, LLC notes has the same interest rate, scheduled final distribution date and final maturity date as the related class of certificates issued by the Trust.  Taken together, the CEC Funding, LLC notes and BEC Funding II, LLC notes corresponding to a class of certificates, have the same aggregate principal amount and expected amortization schedule as the related class of certificates.  The notes and certificates consist of four classes.  The four classes of notes issued by CEC Funding, LLC, have the following initial principal amounts, bear the interest rates and have the scheduled maturity and final maturity dates as set forth in the table below.

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

Long-term debt redemptions due during the years ended December 31st in each of the next five years are scheduled as follows:

2006	$31,990,475
2007	49,999,817
2008	51,337,213
2009	51,113,486
2010	51,172,179
Thereafter	128,919,710
Total	$364,532,880 ========

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

The note trustee has established several collection accounts to hold amounts remitted by the servicer of the property securing the notes.  The notes are secured by transition property of CEC Funding, LLC, which is the right to assess and collect all revenues arising from a portion, which may become all, of the transition charge included in the bills of all classes of retail customers of Commonwealth Electric's electric distribution system within its geographical service territory as in effect on July 1, 1997.  This portion of the transition charge, which is a usage-based, per kilowatt-hour charge, is referred to as the RTC.  The 2005 RTC charge was 1.78 cents per kilowatt-hour.

To secure the payment of interest on and principal of the notes, CEC Funding, LLC has granted to the note trustee a security interest in all of CEC Funding, LLC's right, title and interest in the transition property and certain related agreements.  The notes also contain certain provisions and or restrictions with respect to redemption and default.

To satisfy its debt service requirements, CEC Funding, LLC's servicer, Commonwealth Electric, remits to the Bank of New York (Note Trustee) daily for RTC charges collected based on the average day outstanding for accounts receivable (approximately 35 days).  Such funds held by the Note Trustee are restricted in their ultimate use for the debt service of CEC Funding, LLC.  The total remittances by Commonwealth Electric for the period March 1, 2005 (Date of operation) to  December 31, 2005 was $57,662,475.  For financial reporting purposes, this amount held by the Note trustee is netted first against any outstanding accrued interest and then against the current portion of debt.  The amount remitted that represents debt principal payments was $44,467,120.

The transition property sold to CEC Funding, LLC is pledged as collateral for the notes, as well as restricted cash in the Capital Subaccount at December 31, 2005 of $2,045,000. CEC Funding, LLC is required to maintain restricted cash pledged as collateral for the notes in an amount equal to .5% of the initial principal amount of the notes.

Member's Equity

On March 1, 2005, Commonwealth Electric provided $2,045,000 as a member contribution to CEC Funding, LLC.  This amount is equal to 1/2 of 1% of the initial principal amount of the notes and is the capital level required to be maintained under the note indenture.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of CEC Funding, LLC:

In our opinion, the accompanying financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of CEC Funding, LLC at   December 31, 2005, and the results of its operations and its cash flows for the period March 1, 2005 (dated of operations) to December 31, 2005   in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers, LLC

/s/ PRICEWATERHOUSECOOPERS, LLC

Boston, Massachusetts
February 28, 2006

Item 9.   Changes In and Disagreements with Accountants on Financial Disclosure

None

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Item 9B. Other Information

None

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Form 10-K:

1.	Financial Statements:
		Page

Statement of Operations for the period March 1, 2005 (Date of Operations) to
December 31, 2005		4

Balance Sheet as of December 31, 2005		5

Statement of Changes in Member's Equity for the period March 1, 2005 (Date of
Operation) to December 31, 2005		6

Statement of Cash Flows for the period March 1, 2005 (Date of Operations) to
December 31, 2005		7

Notes to Financial Statements		8

Report of Independent Registered Public Accounting Firm		13

2.	Financial Statement Schedules:

	None

3.	Exhibits:

Refer to the exhibits listing beginning below.

Exhibit 1		Underwriting agreement

Exhibit	1.1	Underwriting Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

Exhibit 3		(i) Articles of incorporation (ii) By-laws

Exhibit	3.1	Certification of Formation of the Registrant (incorporated by reference to the same titled exhibit to the registrant's Registration Statement on Form S-3, File No. 333-120164)

	3.2	Limited Liability Company Agreement of the Registrant (incorporated by reference to the same titled exhibit to the registrant's Registration Statement on Form S-3, File No. 333-120164)

Exhibit 4		Instruments defining the rights of security holders, including indentures

Exhibit	4.1	Note Indenture (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	4.2	Certificate Indenture (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	4.3	Declaration of Trust (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

Exhibit 10		Material contracts

Exhibit	10.1	Transition Property Purchase and Sale Agreement (incorporated by reference to the same titled to the registrant's Form 8-K filed with the Commission March 7, 2005)

	10.2	Transition Property Servicing Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	10.3	Note Purchase Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	10.4	Administration Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)

	10.5	Fee and Indemnity Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on March 7, 2005)
Exhibit 31	Rule 13a - 15/15d-15(e) Certifications (filed herewith)
	31.1	Certification Statement of Chief Executive Officer of CEC Funding, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification Statement of Chief Financial Officer of CEC Funding, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Section 1350 Certifications (filed herewith)
32.1	Certification Statement of Chief Executive Officer of CEC Funding, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Statement of Chief Financial Officer of CEC Funding, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99	Additional Exhibits
99.1	March 2005 Monthly Service Certificate (incorporated by reference to the registrant's Form 10-Q (March 2005) File No. 333-120164)
99.2	April 2005 Monthly Service Certificate (incorporated by reference to the registrant's Form 10-Q (June 2005) File No. 333-120164)
99.3	May 2005 Monthly Service Certificate (incorporated by reference to the registrant's Form 10-Q (June 2005) File No. 333-120164)
99.4	June 2005 Monthly Service Certificate (incorporated by reference to the registrant's Form 10-Q (June 2005) File No. 333-120164)
99.5	July 2005 Monthly Service Certificate (incorporated by reference to the registrant's Form 10-Q (September 2005) File No. 333-120164)
99.6	August 2005 Monthly Service Certificate (incorporated by reference to the registrant's Form 10-Q (September 2005) File No. 333-120164)
99.7	September 2005 Monthly Service Certificate (incorporated by reference to the registrant's Form 10-Q (September 2005) File No. 333-120164)
99.8	October 2005 Monthly Service Certificate (filed herewith)
99.9	November 2005 Monthly Service Certificate (filed herewith)
99.10	December 2005 Monthly Service Certificate (filed herewith)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEC Funding, LLC
(Registrant)

Date: February 27, 2006	By: /s/ R. J. WEAFER, JR.
Robert J. Weafer, Jr. Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 27th day of February 2006.

/s/ THOMAS J. MAY	Chairman of Management Committee, President
Thomas J. May	and Chief Executive Officer and Director

/s/ DOUGLAS S. HORAN	Senior Vice President / Strategy, Law and Policy,
Douglas S. Horan	Clerk and General Counsel and Director

/s/ JAMES J. JUDGE	Senior Vice President and Treasurer,
James J. Judge	Chief Financial Officer and Director

Director
Bernard J. Angelo

Director
Frank B. Bilotta